Form 10-K
period 2016-12-31
Ford Credit Auto Owner Trust 2013-D
filed 2017-03-23
CIK 1592291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016

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

Large accelerated filer ☐ Smaller reporting company ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2013-D (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2016 and for the period from January 1, 2016 through December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

3.2

Second Amended and Restated Limited Liability Company Agreement of FCAR Two (included in Exhibit 3.2 to the Registration Statement No. 333-205966, as filed with the Commission on September 4, 2016 which is incorporated herein by reference).

4.1

Indenture, dated as of November 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

4.2

Second Amended and Restated Trust Agreement, dated as of November 1, 2013 between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

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

99.1

Sale and Servicing Agreement, dated as of November 1, 2013, among Ford Credit, as Servicer, FCAR Two and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission November 26, 2013, which is incorporated herein by reference).

99.2

Purchase Agreement, dated as of November 1, 2013, between Ford Credit and FCAR Two (included in Exhibit 99.2 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

99.3

Administration Agreement, dated as of November 1, 2013, among Ford Credit, BNYM and the Trust (included in Exhibit 99.3 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

99.4

Account Control Agreement, dated as of November 1, 2013, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

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

Dated: March 23, 2017

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended Certificate of Formation of FCAR Two (included in Exhibit 3.1 to the Registration Statement No. 333-131003, as filed with the Commission on January 12, 2006, which is incorporated herein by reference).

3.2

Second Amended and Restated Limited Liability Company Agreement of FCAR Two (included in Exhibit 3.2 to the Registration Statement No. 333-205966, as filed with the Commission on September 4, 2016 which is incorporated herein by reference).

4.1

Indenture, dated as of November 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

4.2

Second Amended and Restated Trust Agreement, dated as of November 1, 2013, between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission November 26, 2013, which is incorporated herein by reference).

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

99.1

Sale and Servicing Agreement, dated as of November 1, 2013, among Ford Credit, as Servicer, FCAR Two and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission November 26, 2013, which is incorporated herein by reference).

99.2

Purchase Agreement, dated as of November 1, 2013, between Ford Credit and FCAR Two (included in Exhibit 99.2 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

99.3

Administration Agreement, dated as of November 1, 2013, among Ford Credit, BNYM and the Trust (included in Exhibit 99.3 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).

99.4

Account Control Agreement, dated as of November 1, 2013, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K under Commission File No. 333-189385-01, as filed with the Commission on November 26, 2013, which is incorporated herein by reference).